Form 10-K
period 1994-12-31
TECHNOLOGY FUNDING PARTNERS II
filed 1995-03-20
CIK 772001

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1994

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-14607

                     TECHNOLOGY FUNDING PARTNERS II
                     ------------------------------
         (Exact name of Registrant as specified in its charter)

          CALIFORNIA                           94-2970428
- -------------------------------    ----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
- ---------------------------------------                       --------
(Address of principal executive offices)                    (Zip Code)

                              (415) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Limited
  Partnership Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.               [   ]
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated August 14, 1985 forming a part of Registration Statement No. 2-98729 and as modified by Supplement No. 3 dated October 27, 1986 and filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992, is incorporated by reference in Part III hereof.

                                   PART I

Item 1.  BUSINESS
- ------   --------

Technology Funding Partners II (hereinafter referred to as the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of California on June 13, 1985. The purpose of the Partnership is to provide venture capital financing to high technology companies, equity partnerships, and joint ventures as described in the "Introductory Statement" and "Business of the Partnership" sections of the Prospectus dated August 14, 1985 that forms a part of Registrant's Form S-1 Registration Statement (such Prospectus, as supplemented, is hereinafter referred to as the "Prospectus"), which sections are incorporated herein by reference. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership will continue until December 31, 2005, unless terminated sooner.

Item 2.  PROPERTIES
- ------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
- ------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------   ---------------------------------------------------

No matter was submitted to a vote of the holders of Units in 1994.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- ------   -------------------------------------------------------------
         MATTERS
         -------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1994, there were 2,363 record holders of
            Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners pursuant to the Registrant's Partnership
            Agreement.

Item 6.  SELECTED FINANCIAL DATA
- ------   -----------------------



                                          For the Years Ended and As of December 31,
                                --------------------------------------------------------------
                                    1994         1993         1992        1991       1990
                                    ----         ----         ----        ----       ----


Interest income               	 $    25,269       74,370      137,743      136,667    149,318
Net operating loss                (881,725)    (796,481)    (774,359)    (690,653)  (791,717)
Net realized gain from sale
  of equity investments                 --       30,216      183,745    1,890,386  1,365,272
Realized losses from
  investment write-downs                --   (1,021,161)    (554,897)  (1,142,063)  (873,451)
Provision for loan losses               --     	      --   (2,187,423)    (797,416)  (275,000)
Net realized loss                 (881,725)  (1,787,426)  (3,332,934)    (739,746)  (574,896)
Change in net unrealized
 fair value:
  Equity investments            (1,448,637)    (125,140)          --           --         --
  Secured notes receivable	         (12,000)     105,000           --           --         --
Cumulative effect on prior
  periods of changing to the
  fair value method of
  accounting for investments            --    5,381,934           --           --         --
Net (loss) income               (2,342,362)   3,574,368   (3,332,934)    (739,746)  (574,896)
Net realized loss per Unit             (17)         (35)         (66)         (15)       (11)
Total assets	                     6,320,036    7,827,286    3,290,208    5,935,881  6,739,958
Short-term borrowings           (2,497,736)  (1,595,056)    (656,563)          --         --
Distributions declared                  --           --           --           --   (404,065)





Refer to the financial statement notes entitled "Summary of Significant Accounting Policies" and "Allocation of Profits and Losses" for a description of the method of calculation of net realized loss per Unit.

Refer to the financial statement note entitled "Change in Method of Accounting for Investments" for a description of an accounting change made prospectively in 1993.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ------   -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------

Liquidity and Capital Resources
- -------------------------------

In 1994, net cash used by operations totaled $980,819. The Partnership paid management fees of $500,000 to the Managing General Partner and reimbursed related parties for operating expenses of $271,715. In addition, other operating expenses of $62,778 were paid and interest income of $3,127 was received. The Partnership also paid $149,453 for interest on short-term borrowings.

In early 1994, the Partnership established a new line of credit with a financial institution. The maximum borrowing capacity of $2,500,000 was reduced to $1,954,581 at December 31, 1994 due to lower collateral value. The actual outstanding balance of $2,497,736 at year end was higher based on a different collateral calculation ("indebtedness balance"). The Partnership's shares in Viewlogic Systems, Inc. and Cytocare, Inc. are pledged as collateral.

Cash and cash equivalents at December 31, 1994 were $2,934.
Proceeds from the future sale of investments and General
Partner support are expected to be adequate to fund
Partnership operations through the next twelve months.

Results of Operations
- ---------------------

1994 compared to 1993
- ---------------------

Net loss was $2,342,362 in 1994 compared to a net income of $3,574,368 in 1993. The 1993 net income was primarily due to the cumulative effect at January 1, 1993 of $5,381,934 from the Partnership adopting the fair value method of accounting for investments. In addition, other changes were related to decreases of $1,323,497 and $117,000 in the fair values of equity investments and secured notes receivable, respectively, partially offset by a $1,021,161 decrease in realized losses from investment write-downs.

In 1994, the decrease in fair value of equity investments of $1,448,637 was primarily due to market price declines of public portfolio companies in the medical and electronic design automation industries. In 1993, the decrease in fair value was $125,140.

In 1994, the Partnership recorded a decrease in fair value of secured notes receivable of $12,000 based upon the level of loan loss reserves deemed adequate by the Managing General Partner. A $105,000 increase was recorded in 1993. The 1993 increase was due primarily to a reduction in the loan loss reserve related to the conversion of $705,054 from secured notes receivable and interest to equity investments.

There were no realized losses from investment write-downs in 1994. In 1993, write-downs of $1,021,161 were primarily from an investment in the computer systems and software industry as the portfolio company terminated operations.

Operating expenses were $406,994 in 1994 compared to $370,851 in 1993. The increase in operating expenses was primarily due to higher interest expense from increased borrowings on the line of credit, partially offset by a decline in investment operations expense due to lower overall portfolio activity.

Interest income was $25,269 in 1994 compared to $74,370 in 1993. The decrease was primarily due to a lower average outstanding balance on interest bearing secured notes receivable.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

1993 compared to 1992
- ---------------------

Net income was $3,574,368 in 1993 compared to a net loss of $3,332,934 in 1992. The change was primarily due to the Partnership adopting the fair value method of accounting for investments in 1993. The cumulative effect of this change on prior periods resulted in an increase in income of $5,381,934 as investments were recorded at total fair value which exceeded total cost basis. In addition, the provision for loan losses decreased by $2,187,423. These changes were partially offset by a $466,264 increase in realized losses from investment write-downs.

In 1993, the Partnership recorded an increase in fair value of secured notes receivable of $105,000, as previously discussed, based upon the level of loan loss reserves deemed adequate by the Managing General Partner. For the same period in 1992, the decrease in fair value was recorded as a provision for loan losses and was reflected as a realized loss since the Partnership accounted for secured notes receivable on a cost basis. The provision for loan losses in 1992 was $2,187,423.

In 1993, the Partnership realized losses from investment write-downs of $1,021,161 primarily from the write-off of investments in a portfolio company in the computer systems and software industry as the company terminated operations in 1993. Realized losses from investment write-downs of $554,897 in 1992 primarily related to portfolio companies in the computer systems and software, and medical industries.

Net realized gain from sale of equity investments were $30,216 and $183,745 in 1993 and 1992, respectively. Amounts realized for both years related to the Omni-Flow, Inc.
liquidation.

Operating expenses were $370,851 in 1993 compared to $412,102 in 1992. The decrease in operating expenses was primarily due to lower overall portfolio activity, partially offset by higher interest expense from increased borrowings on the margin account.

Interest income was $74,370 in 1993 compared to $137,743 in 1992. The decrease was primarily due to a lower average outstanding balance on interest-bearing secured and convertible notes receivable.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- ------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
- -----------------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. Technology Funding Ltd., a California limited partnership ("TFL") and Technology Funding Inc., a California corporation ("TFI") and wholly-owned subsidiary of TFL, are the General Partners of the Partnership. TFI is the Managing General Partner. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding Medical Partners I, L.P. Prospectus, as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992 which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
- -------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1994, the Partnership incurred $500,000 in management fees. The fees are designed to compensate the General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1994. General Partner Overhead (as defined in the Partnership Agreement) includes rent, utilities, and certain salaries and benefits paid by the General Partners.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- -------  ---------------------------------------------------
MANAGEMENT
- ----------

Not applicable. No limited partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the General Partners nor any of their officers, directors or partners own any Units. The General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------  ----------------------------------------------

The Registrant has engaged in no transactions with the General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Prospectus.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
- -------  ------------------------------------------------------------
         8-K
         ---

        (a) List of Documents filed as part of this Annual Report on Form 10-K

            (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1994
                    and 1993
                  Statements of Operations for the years
                    ended December 31, 1994, 1993 and 1992
                  Statements of Partners' Capital for the years
                    ended December 31, 1994, 1993 and 1992
                  Statements of Cash Flows for the years
                    ended December 31, 1994, 1993 and 1992
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

Registrant's Amended and Restated Limited
Partnership Agreement (incorporated by reference to Exhibit A to Registrant's Prospectus dated August
14, 1985, included in Registration Statement No. 2-
98729 filed pursuant to Rule 424(b) of the General
Rules and Regulations under the Securities Act of
1933).

         (b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1994.

         (c) Financial Data Schedule for the year ended and as of December 31, 1994 (Exhibit 27).

INDEPENDENT AUDITORS' REPORT
- ----------------------------

The Partners
Technology Funding Partners II:


We have audited the accompanying balance sheets of Technology Funding Partners II (a California limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities owned by correspondence with the individual investee companies and a physical examination of those securities held by a safeguarding agent as of December 31, 1994 and 1993. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Partners II as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 10 to the financial statements, in 1993 the Partnership changed its method of accounting for investments from a cost basis to a fair value basis.

As explained in Notes 1, 6, and 7, the financial statements include investments of $6,307,718 and $7,746,213 (167% and 126% of partners'
capital) as of December 31, 1994 and 1993, respectively, whose values, in certain circumstances, have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such investments and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the difference could be material.





San Francisco, California                       KPMG Peat Marwick LLP
March 17, 1995

BALANCE SHEETS
- --------------

                                                     December 31,
                                                ----------------------
                                                  1994          1993
                                                  ----          ----

ASSETS

Investments:
  Equity investments (cost basis of
   $2,189,096 and $2,064,096 at 1994
   and 1993, respectively)                     $6,130,253   7,453,890
  Secured notes receivable, net
    (cost basis of $217,465 and
    $320,323 at 1994 and 1993,
    respectively)                                 177,465     292,323
                                                ---------   ---------

    Total investments                           6,307,718   7,746,213

Cash and cash equivalents                           2,934      81,073

Due from related parties                            9,384          --
                                                ---------   ---------

    Total                                      $6,320,036   7,827,286
                                                =========   =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses          $   34,732      37,528

Due to related parties                                 --      64,772

Short-term borrowings                           2,497,736   1,595,056
                                                ---------   ---------
    Total liabilities                           2,532,468   1,697,356

Commitments and subsequent events
  (Notes 4, 6, 9 and 11)

Partners' capital:
  Limited Partners
    (Units outstanding
    of 50,000 at 1994 and 1993)                    87,801    960,708
  General Partners                               (201,390)  (192,572)
  Net unrealized fair value increase
    (decrease) from cost:
    Equity investments                          3,941,157  5,389,794
    Secured notes receivable                      (40,000)   (28,000)
                                                ---------  ---------

    Total partners' capital                     3,787,568  6,129,930
                                                ---------  ---------

      Total                                    $6,320,036  7,827,286
                                                =========  =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
- ------------------------

                                 For the Years Ended December 31,
                               ----------------------------------
                                1994          1993         1992
                                ----          ----         ----

Interest income              $    25,269      74,370      137,743

Costs and expenses:
  Management fees                500,000     500,000      500,000
  Operating expenses:
    Investment operations         59,549      84,455      142,442
    Administrative and
     investor services           142,286     134,450      159,155
    Computer services             29,031      37,807       49,527
    Professional fees             26,675      40,646       54,415
    Interest expense             149,453      73,493        6,563
                               ---------   ---------    ---------

      Total operating expenses   406,994     370,851      412,102
                               ---------   ---------    ---------

    Total costs and expenses     906,994     870,851      912,102
                               ---------   ---------    ---------

Net operating loss              (881,725)   (796,481)    (774,359)

  Provision for loan losses           --          --   (2,187,423)
  Net realized gain from
   sale of equity investments         --      30,216      183,745
  Realized losses from
   investment write-downs             --  (1,021,161)    (554,897)
                               ---------   ---------    ---------

Net realized loss               (881,725) (1,787,426)  (3,332,934)

Change in net unrealized
  fair value:
  Equity investments          (1,448,637)   (125,140)          --
  Secured notes receivable       (12,000)    105,000           --

Cumulative effect on prior
  periods of changing to the
  fair value method of
  accounting for
  investments                         --   5,381,934           --
                               ---------   ---------    ---------

Net (loss) income            $(2,342,362)  3,574,368   (3,332,934)
                               =========   =========    =========

Net realized loss
 per Unit                    $       (17)        (35)         (66)
                               =========   =========    =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
- -------------------------------

For the years ended December 31, 1994, 1993 and 1992:

                                                   Net Unrealized Fair Value
                                                 Increase (Decrease) From Cost
                                                 -----------------------------
                             Limited     General    Equity    Secured Notes
                             Partners   Partners  Investments   Receivable     Total
                             --------   --------  ----------- -------------    -----

Partners' capital,
 December 31, 1991        $ 6,029,865   (141,369)          --           --     5,888,496

Net realized loss          (3,299,605)   (33,329)          --           --    (3,332,934)
                            ---------    -------    ---------      -------     ---------

Partners' capital,
 December 31, 1992          2,730,260   (174,698)          --           --     2,555,562

Net realized loss          (1,769,552)	   (17,874)          --           --    (1,787,426)

Change in net unrealized
  fair value:
  Equity investments               --         	--    	 (125,140)          --      (125,140)
  Secured notes receivable         --         --           --      105,000       105,000

Cumulative effect on prior
 periods of changing to the
 fair value method of
 accounting for investments        --         --    5,514,934     (133,000)    5,381,934
                            ---------    -------    ---------      -------     ---------

Partners' capital,
 December 31, 1993            960,708   (192,572)   5,389,794      (28,000)    6,129,930

Net realized loss            (872,907)    (8,818)          --           --      (881,725)

Change in net unrealized
  fair value:
  Equity investments               --         --   (1,448,637)          --    (1,448,637)
  Secured notes receivable         --         --           --      (12,000)      (12,000)
                           ----------    -------    ---------      -------     ---------

Partners' capital,
 December 31, 1994        $    87,801   (201,390)   3,941,157      (40,000)    3,787,568
                           ==========    =======    =========      =======     =========

See accompanying notes to financial statements.


STATEMENTS OF CASH FLOWS
- ------------------------


                                 For The Years Ended December 31,
                             ------------------------------------
                                 1994          1993        1992
                                 ----          ----        ----


Cash flows from operations:
  Interest received            $   3,127       56,694       81,684
  Interest paid on short-term
    borrowings                  (149,453)     (73,493)      (6,563)
  Cash paid to vendors           (62,778)     (76,582)    (103,609)
  Cash paid to related parties  (771,715)    (568,506)    (771,809)
                                 -------      -------    ---------

    Net cash used by
     operations                 (980,819)    (661,887)    (800,297)
                                 -------      -------    ---------

Cash flows from investing
 activities:
  Secured notes receivable
   issued                             --      (75,000)  (1,222,066)
  Repayments of convertible
   and secured notes receivable       --       18,000      158,333
  Purchase of equity
   investments                        --     (200,000)    (464,463)
  Proceeds from sale of
    investments                       --       30,216      183,745
                                 -------      -------    ---------

    Net cash used by
     investing activities             --     (226,784)  (1,344,451)
                                 -------      -------    ---------

Cash flows from financing
 activities:
  Proceeds from short-term
   borrowings, net               902,680      938,493      656,563
                                 -------      -------    ---------

    Net cash provided by
     financing activities        902,680      938,493      656,563
                                 -------      -------    ---------

Net (decrease) increase in cash
 and cash equivalents            (78,139)      49,822   (1,488,185)

Cash and cash equivalents
 at beginning of year             81,073       31,251    1,519,436
                                 -------      -------    ---------

Cash and cash equivalents
 at end of year                $   2,934       81,073       31,251
                                 =======      =======    =========

See accompanying notes to financial statements.

- -----------------------------------


                               For the Years Ended December 31,
                           --------------------------------------
                               1994         1993         1992
                               ----         ----         ----



Reconciliation of net
 (loss) income to net cash
 used by operations:

Net (loss) income           $(2,342,362)   3,574,368   (3,332,934)

Adjustments to reconcile
 net (loss) income to
 net cash used by
 operations:
  Net realized gain from
    sale of investments              --      (30,216)    (183,745)
  Realized losses from
    investment write-downs           --    1,021,161      554,897
  Provision for loan losses          --           --    2,187,423
  Change in net unrealized
    fair value:
      Equity investments      1,448,637      125,140           --
      Secured notes
       receivable                12,000     (105,000)          --
  Cumulative effect of a
    change in accounting
    principle                        --   (5,381,934)          --
  Other, net                     (1,183)        (600)      (1,974)

Changes in:
  Accrued interest on
    convertible and secured
    notes receivable            (20,959)     (17,076)     (54,085)
  Due to/from related parties   (74,156)      28,958       22,146
  Prepaid management fees            --      125,000           --
  Other, net                     (2,796)      (1,688)       7,975
                              ---------    ---------    ---------

Net cash used by operations $  (980,819)    (661,887)    (800,297)
                              =========    =========    =========

Non-cash investing activities:

Notes receivable and accrued
 interest converted to
 equity investments         $   125,000      705,054      112,785
                              =========    =========    =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
- -----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
- ------------

Technology Funding Partners II (the "Partnership") is a limited partnership organized under the laws of the State of California on June 13, 1985. The purpose of the Partnership is to provide venture capital financing to, and participate in the management of, high technology companies, equity partnerships, and joint ventures. The General Partners are Technology Funding Ltd. ("TFL") and its wholly-owned subsidiary, Technology Funding Inc. ("TFI"); TFI is the Managing General Partner. The registration statement of the Partnership, filed with the Securities and Exchange Commission, became effective on August 14, 1985. The Partnership commenced selling units of limited partnership interest ("Units") on August 14, 1985. On October 14, 1985, the minimum number of Units required to form the Partnership (3,000) had been sold. On December 30, 1986 the offering terminated with 50,000 Units sold. The Partnership Agreement provides that the Partnership will continue until December 31, 2005, unless terminated sooner.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents are principally comprised of cash invested in money market accounts and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Provision for Income Taxes
- --------------------------

No provision for income taxes has been made for the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

Since the accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, the Partnership's total tax basis in investments was higher than the reported total cost basis of $2,406,561 by $1,255,351 as of December 31, 1994.

Net Realized Loss Per Unit
- --------------------------

Net realized loss per Unit is calculated by dividing the number of Units outstanding as of December 31, 1994, 1993, and 1992 (50,000) into the total net realized loss allocated to the Limited Partners. The General Partners contributed an amount equal to 0.1% of total limited partner capital contributions and did not receive any Partnership Units.

Investments:
- -----------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership investments is their initial cost basis with changes as noted below:

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five day average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of 25% is applied when determining fair value. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

Other equity investments, which are not publicly traded, are generally valued utilizing pricing obtained from the most recent round of third party financings. Valuation is determined quarterly by the Managing General Partner. Included in equity investments are convertible or subordinated notes receivable as repayment of these notes may occur through conversion into equity investments.

Equity investments with temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. The cost basis does not change. In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." Cost basis adjustments are reflected as "Realized losses from investment write-downs" on the Statements of Operations.

     Secured Notes Receivable, Net
     -----------------------------

The secured notes receivable portfolio includes accrued interest less the discount related to warrants and the allowance for loan losses. The portfolio approximates fair value through inclusion of an allowance for loan losses. Allowance for loan losses is reviewed quarterly by the Managing General Partner and is adjusted to a level deemed adequate to cover possible losses inherent in notes and unfunded commitments. Notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partner, the future collectibility of interest or principal is in doubt.

In conjunction with the secured notes granted to portfolio companies, the Partnership has received warrants to purchase certain shares of capital stock of the borrowing companies. The cost basis of the warrants and the resulting discount has been estimated by the Managing General Partner to be 1% of the principal balance of the original notes made to the borrowing companies. The discount is amortized to interest income on a straight-line basis over the term of the loan. Warrants received in conjunction with convertible notes are not assigned any additional costs. These warrants are included in the equity investment portfolio.

Nonrefundable fees received in connection with loan fundings are deferred and amortized to interest income over the contractual life of the loan using the effective interest method or the straight-line method if it is not materially different. Direct loan origination costs consist of third-party costs and generally are reimbursed by portfolio companies.

2.  Financing of Partnership Operations
    -----------------------------------

The Managing General Partner expects cash received from the liquidation of Partnership investments and the collection of notes receivable will provide the necessary liquidity to service Partnership debt and fund Partnership operations. Until such future proceeds are received, the Partnership is dependent upon the financial support of the Managing General Partner to fund operations. The Managing General Partner has committed to support the Partnership's working capital requirements through advances as necessary.

3.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:


                               For the Years Ended December 31,
                            -------------------------------------
                             1994            1993           1992
                             ----            ----           ----


Increase in fair value
 from cost of marketable
 equity securities        $ 3,423,720      3,776,069     2,869,199

Increase in fair value from
 cost of non-marketable
 equity securities            517,437      1,613,725     2,645,735
                            ---------      ---------     ---------

  Net unrealized fair
   value increase from
   cost at end of year      3,941,157      5,389,794     5,514,934

  Net unrealized fair
   value increase from
   cost at beginning
   of year                  5,389,794      5,514,934            --
                            ---------      ---------     ---------

Change in net unrealized
  fair value of equity
  investments             $(1,448,637)      (125,140)    5,514,934
                            =========      =========     =========


4.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:


                              For the Years Ended December 31,
                            -------------------------------------
                             1994            1993           1992
                             ----            ----           ----


Management fees            $500,000        500,000       500,000
Reimbursable operating
 expenses:
  Investment operations      59,065         78,906       136,838
  Administrative and
   investor services        109,463        105,751       107,665
  Computer services          29,031         37,807        49,451


Management fees are equal to two percent of the total limited partners' capital contributions. The fees will remain at this level in future years. Management fees compensate the Managing General Partner solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operations and management of the Partnership and the Partnership's investments. At December 31, 1994 and 1993, there were no prepaid or accrued management fees.

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering and General Partner Overhead) such as investment operations, administrative and investor services and computer services. At December 31, 1994, there was $9,384 due from related parties for such expenses compared to $64,772 due to related parties at December 31, 1993.

Under the terms of a computer service agreement, the Partnership paid Technology Administrative Management, a division of TFL, for its share of computer support costs for the years ended December 31, 1994, 1993 and 1992. These amounts are included in computer services expenses above.

Officers of the General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the General Partners' policy that all such compensation be transferred to the investing Partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. At December 31, 1994, the Partnership had an indirect interest, worth approximately $5,819 in non-transferable Viewlogic Systems, Inc. and Cytocare, Inc. options.

5.  Allocation of Profits and Losses
    --------------------------------

Net profit and loss of the Partnership are allocated as follows:

A.  Losses:

(i) 99% to the Limited Partners as a group and 1% to the General Partners until such time as the aggregate amount of such losses equals their total initial capital contributions; then

(ii) Losses in excess of Limited Partner capital accounts will be allocated to the General Partners as a group.

B.  Profits:

(i)  Net profits shall be first allocated to the General
Partners to the extent of losses allocated in A(ii);
then

(ii) 99% to the Limited Partners as a group, and 1% to the General Partners as a group until such time as the aggregate amount of cash and the value of securities distributed to the Limited Partners equals the aggregate amount of limited partner capital contributions; then

(iii)75% to the Limited Partners as a group and 25% to the General Partners as a group.

6.  Equity Investments
    ------------------

At December 31, 1994 and 1993, equity investments consisted of:





                                                 December 31, 1994       December 31, 1993
                                     Principal   -----------------       -----------------
                          Investment Amount or   Cost        Fair        Cost         Fair
Industry/Company  Position   Date     Shares     Basis       Value       Basis        Value
- ----------------  --------  -------   ------     -----       -----       -----        -----


Computer Systems and Software
- -----------------------------
Quick Connect      Common
 Software, Inc.    shares    08/94    13,636  $       0            0         --            --
Wasatch Education  Common
 Systems           shares
 Corporation                 05/86   193,264    156,544       23,497    156,544       153,350
Wasatch Education  Common
 Systems           warrants
 Corporation       at $1.31;
                   expiring
                   05/97     05/92   133,595          0            0          0             0
Wasatch Education  Common
 Systems           warrants
 Corporation       at $.50;
                   expiring
                   04/98     04/93   376,250          0            0          0       141,094
Wasatch Education  Common
 Systems           warrants
 Corporation       at $.50;
                   expiring
                   04/98     04/93    70,000          0            0          0        25,000
Wasatch Education  Series A
 Systems           Preferred
 Corporation       shares    06/93   700,000    700,000      700,000    700,000       700,000

Electronic Design Automation
- ----------------------------
Viewlogic          Common    12/91 &
 Systems, Inc.     shares    10/92   211,306    321,409    3,641,478    321,409     4,321,445

Industrial/Business Automation
- ------------------------------
Acuity Imaging,    Common
 Inc (formerly     shares    03/88    27,685     33,222      194,486     33,222       145,623
 Automatix, Inc.)

Medical
- -------
Cardiac Science,   Common    07/91 -
 Inc.              shares    09/94   324,239      9,333       60,794      9,333       241,273
Cardiac Science,   Common
 Inc.              warrants
                   at $.15;
                   expiring
                   04/97     04/92   833,333         --           --      1,250       492,500
Cardiac Science,   Common
 Inc.              options
                   at $2.05;
                   expiring
                   12/97,
                   15,000 in
                   total, fully
                   vested
                   in 12/95  12/92    10,000          0            0          0             0
Cardiac Science,   Common
 Inc.              shares    09/94   833,333    126,250      156,250         --            --
CEMAX, Inc.        Common
                   shares    06/86     8,850     13,275       13,275     13,275        13,275
CEMAX, Inc.        Redeemable
                   convertible
                   Series A
                   Preferred
                   shares    05/92   323,250    129,622        4,849    129,622         4,849
CEMAX, Inc.        Redeemable
                   convertible
                   Series B
                   Preferred
                   shares    05/92    97,059     33,330      145,589     33,330       145,589
CEMAX, Inc.        Redeemable
                   convertible
                   Series C
                   Preferred
                   shares    05/92    94,005    141,007      141,007    141,007       141,007
Cytocare, Inc.     Common
                   shares    06/88   211,351    525,104    1,049,028    525,104       928,885

Microelectronics
- ----------------
Giordano           Series D
 Associates, Inc.  Preferred
                   shares    06/89       770          0            0           0            0
Giordano           Series E
 Associates, Inc.  Preferred
                   shares    06/89        85          0            0           0            0
                                              ---------    ---------   ---------   ----------

  Total equity investments                   $2,189,096    6,130,253   2,064,096    7,453,890
                                              =========    =========   =========   ==========


0   Investment active with a carrying value or fair value of zero.
- --  No investment held at end of period.



Marketable Equity Securities
- ----------------------------

At December 31, 1994 and 1993, marketable equity securities had aggregate costs of $559,243 and $554,273, respectively, and aggregate fair values of $3,982,963 and $4,330,342, respectively. The net unrealized gains at December 31, 1994 and 1993 included gross gains of $3,438,556 and $3,776,069, respectively.

Acuity Imaging, Inc. (formerly Automatix, Inc.)
- -----------------------------------------------

In January 1994, Automatix, Inc. changed its name to Acuity Imaging, Inc., merged with Itran Corporation, and had a 20 for 1 reverse common stock split. The Partnership's investment was converted into 27,685 marketable, unrestricted common shares of Acuity Imaging, Inc. The increase in the net unrealized fair value of $48,863 reflected the market price at December 31, 1994.

Cardiac Science, Inc.
- ---------------------

In September 1994, the company resumed operations after it completed a new round of equity financing. The company suspended operations in February 1994 pending such additional financing. Also in September 1994, the Partnership used its existing $125,000 notes receivable from the company to exercise its warrants and received 833,333 common shares. In addition, 50,666 shares of common stock were received as consideration for interest on the note. At December 31, 1994, the Partnership recorded a change in fair value decrease of $641,729 mainly due to a market value decline as a result of the temporary suspension of operations. Related to the new round of financing, all of the Partnership's common shares became restricted resulting in a 25% illiquidity discount from market value, which also contributed to the decrease in fair value.

Cytocare, Inc.
- --------------

The Partnership recorded an increase in fair value of $120,143 to reflect the publicly-traded market price at December 31, 1994; the fair value was adjusted to reflect a 25% discount for restricted securities.

Viewlogic Systems, Inc.
- -----------------------

The Partnership recorded a decrease in fair value of $679,967 to reflect the publicly-traded market price at December 31, 1994; the fair value was adjusted to reflect a 25% discount for restricted securities.

Wasatch Education Systems Corporation
- -------------------------------------

The Partnership recorded a decrease in fair value of $295,947 based on the publicly-traded market price of this investment at December 31, 1994; the fair value was adjusted to reflect a 25% discount for restricted securities. In 1993, based on a June 1993 financing round and the relatively low level of common stock trading to set a market price, the fair value for the company's preferred and common stock was estimated to be $1.00 per share. Since there has not been a recent round of financing, the publicly-traded market price is used to value common stock and warrants at December 31, 1994. The Managing General Partner believes the best valuation at this time for the preferred shares is $1.00 per share.

7.  Secured Notes Receivable, Net
    -----------------------------

At December 31, 1994 and 1993, secured notes receivable consisted of:

                                              1994         1993
                                              ----         ----
Secured notes receivable                    $175,000     300,000
Accrued interest                              43,253      22,294
Unamortized discount related to warrants        (788)     (1,971)
                                             -------     -------
  Total secured notes receivable,
   net (cost basis)                          217,465     320,323

  Allowance for loan losses                  (40,000)    (28,000)
                                             -------     -------

  Total secured notes receivable,
   net (fair value)                         $177,465     292,323
                                             =======     =======


Changes in the allowance for loan losses were as follows:



                                           1994           1993
                                           ----           ----

Balance, beginning of year               $28,000         133,000
                                          ------         -------

Increase (decrease) in provision
 for loan losses                          12,000         (48,000)

Secured notes receivable write-offs:
  Computer systems and software               --         (57,000)
                                          ------         -------

Change in net unrealized fair value of
 secured notes receivable                 12,000        (105,000)
                                          ------         -------

Balance, end of year                     $40,000          28,000
                                          ======         =======

The increase (decrease) in provision for loan losses is generally comprised of realized loan losses, net of recognized recoveries, and a change in net unrealized fair value based upon the level of loan loss reserve deemed adequate by the Managing General Partner at the respective year ends.

The allowance for loan losses is adjusted based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

The interest rate on secured notes receivable at December 31, 1994 was 12%.

The principal balance of $175,000 is scheduled to be repaid in 1995. The Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes to equity investments to increase the ultimate collectibility of investments to the Partnership.

8.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1994 and 1993 consisted of:


                                               1994        1993
                                               ----        ----

Demand accounts                               $  382       8,493
Money-market accounts                          2,552      72,580
                                               -----      ------
  Total                                       $2,934      81,073
                                               =====      ======

9.  Short-term Borrowings
    ---------------------

In early 1994, the Partnership established a new line of credit with a financial institution. The line of credit will expire on April 5, 1995; however, the Managing General Partner plans to renew the line of credit. The maximum drawing capacity of $2,500,000 was reduced to $1,954,581 based on collateral value at December 31, 1994. The actual outstanding balance may be higher based on a different collateral calculation ("indebtedness balance"). During 1993, the Partnership maintained a margin account with a brokerage firm, which was replaced by the line of credit. The balance outstanding at December 31, 1994 was $2,497,736. The maximum and weighted average amounts outstanding on this account during the year ended December 31, 1994 were $2,497,736 and $2,040,264, respectively. In 1993, the maximum and weighted average amounts outstanding were $1,595,056 and $1,288,326, respectively. The year-end and weighted average interest rates during the year ended December 31, 1994 were 8.5% and 7.14%. In 1993, both the year-end and weighted average interest rates were 6%. In 1994, interest expense of $149,453 was recorded. The Partnership's shares in Viewlogic Systems, Inc. and Cytocare, Inc. are pledged as collateral.

10. Change in Method of Accounting for Investments
    ----------------------------------------------

In 1993 the Partnership changed its method of accounting and reporting for investments from a cost basis to a fair value basis. The newly adopted accounting principle is preferable because it provides more meaningful financial information and more accurately reflects the current values of the Partnership's portfolio assets.

Under the cost basis method of accounting, 1993 net loss would have been $1,815,426, or $36 per Unit, as changes in fair value would not have been reflected on the Statement of Operations.

The cumulative effect of the change on prior periods is presented as a separate item on the 1993 Statement of Operations.

11.  Subsequent Events
     -----------------

For the Partnership's public portfolio companies at year end, Viewlogic Systems, Inc. had a material fair value change subsequent to December 31, 1994. This change reflects changes in common share prices which fluctuate daily on stock exchanges.

As of February 24, 1995, the fair value for Viewlogic Systems, Inc. decreased to $2,060,791, compared to $3,641,478 at December 31, 1994.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHNOLOGY FUNDING PARTNERS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 17, 1995    By:       /s/Frank R. Pope
                             ---------------------------------
                                 Frank R. Pope
                                 Executive Vice President and
                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity               Date
          ---------           --------               ----

   /s/Charles R. Kokesh       President, Chief     March 17, 1995
- ------------------------      Executive Officer
Charles R. Kokesh             and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Frank R. Pope           Executive Vice       March 17, 1995
- ------------------------      President, Chief
Frank R. Pope                 Financial Officer,
                              Secretary and a
                              Director of Technology
                              Funding Inc. and a
                              General Partner of
                              Technology Funding Ltd.

   /s/Gregory T. George       Group Vice           March 17, 1995
- --------------------------    President of Technology
Gregory T. George             Funding Inc.and a
                              General Partner of
                              Technology Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and a majority of the General Partners of Technology Funding Ltd.