Form 10-Q
period 1995-03-31
TECHNOLOGY FUNDING PARTNERS II
filed 1995-05-12
CIK 772001

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended March 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-14607

                     TECHNOLOGY FUNDING PARTNERS II
          -----------------------------------------------------
          (Exact name of Registrant as specified in its charter)

          CALIFORNIA                            94-2970428
 ------------------------------     ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
- ---------------------------------------                       --------
(Address of principal executive offices)                     (Zip Code)

                              (415) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes X No
                                                                ---  ---

No active market for the units of limited partnership interests
("Units") exists, and therefore the market value of such Units cannot be determined.

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                       (unaudited)
                                        March 31,        December 31,
                                          1995              1994
                                       ----------        -----------
ASSETS

Investments:
 Equity investments (cost basis
  of $2,189,096 at both
  1995 and 1994)                       $4,340,438         6,130,253
 Secured notes receivable, net
  (cost basis of $222,803 and
  $217,465 at 1995 and 1994,
  respectively)                           183,803           177,465
                                        ---------         ---------

   Total investments                    4,524,241         6,307,718

Cash and cash equivalents                      56             2,934

Due from related parties                       --             9,384
                                        ---------         ---------

     Total                             $4,524,297         6,320,036
                                        =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   31,389            34,732

Due to related parties                    211,978                --

Short-term borrowings                   2,499,253         2,497,736
                                        ---------         ---------

     Total liabilities                  2,742,620         2,532,468

Commitments and subsequent events
 (Notes 3 and 4)

Partners' capital:
 Limited Partners
  (Units outstanding of 50,000
  for both 1995 and 1994)                      --            87,801
 General Partners                        (330,665)         (201,390)
 Net unrealized fair value increase
  (decrease) from cost:
  Equity investments                    2,151,342         3,941,157
  Secured notes receivable                (39,000)          (40,000)
                                        ---------         ---------

  Total partners' capital               1,781,677         3,787,568
                                        ---------         ---------

     Total                             $4,524,297         6,320,036
                                        =========         =========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                           1995           1994
                                           ----           ----
Interest income:                       $     5,359        3,687


Costs and expenses:
 Management fees                           125,000      125,000
 Operating expenses:
  Administrative and investor
   services                                 22,918       38,081
  Investment operations                      6,090       15,981
  Computer services                          5,927        9,185
  Professional fees                          7,161        8,330
  Interest expense                          55,339       23,950
                                         ---------      -------

     Total operating expenses               97,435       95,527
                                         ---------      -------

  Total costs and expenses                 222,435      220,527
                                         ---------      -------

Net realized loss                         (217,076)    (216,840)

Change in net unrealized fair value:
   Equity investments                   (1,789,815)     333,775
   Secured notes receivable                  1,000      (32,000)
                                         ---------      -------

Net (loss) income                      $(2,005,891)      84,935
                                         =========      =======

Net realized loss per Unit             $        (2)          (4)
                                         =========      =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- ------------------------------------

                                    For the Three Months Ended March 31,
                                     -----------------------------------
                                              1995            1994
                                              ----            ----

Cash flows from operating activities:
 Cash paid to related parties             $        --      (239,257)
 Cash paid to vendors                         (17,147)      (24,831)
 Interest paid on short-term
  borrowings                                  (55,339)      (23,950)
 Interest received                                 21           842
                                            ---------       -------

  Net cash used by operating activities       (72,465)     (287,196)
                                            ---------       -------

Cash flows from financing activities:
 Proceeds from short-term
  borrowings, net                               1,517       227,140
 Short-term advances from Managing
  General Partner                              68,070            --
                                            ---------       -------

  Net cash provided by financing
   activities                                  69,587       227,140
                                            ---------       -------

Net decrease in cash and
 cash equivalents                              (2,878)      (60,056)

Cash and cash equivalents at beginning
 of year                                        2,934        81,073
                                            ---------       -------

Cash and cash equivalents at March 31     $        56        21,017
                                            =========       =======


Reconciliation of net (loss) income to
 net cash used by operating activities:

Net (loss) income                         $(2,005,891)       84,935

Adjustments to reconcile net (loss) income
 to net cash used by operating activities:
  Change in net unrealized fair value:
   Equity investments                       1,789,815      (333,775)
   Secured notes receivable                    (1,000)       32,000
  Other, net                                      (88)         (150)

Changes in:
  Accrued interest on notes
   receivable                                  (5,250)       (2,695)
  Accounts payable and accrued
   expenses                                    (3,343)       (6,949)
  Due to related parties, net of
   short-term advances                        153,292       (60,562)
                                            ---------       -------

Net cash used by operating activities     $   (72,465)     (287,196)
                                            =========       =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 1995 and December 31, 1994 and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through March 31, 1995 supplement those included in the annual report on Form 10-K.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the three months ended March 31, 1995 and 1994 were as follows:


                                         1995              1994
                                         ----              ----

Management fees                        $125,000          125,000

Reimbursable operating expenses          28,292           53,695


Certain reimbursable operating expenses have been accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. Given the Partnership's low cash resources, the Managing General Partner has deferred collection of reimbursable operating expenses and management fees, and made advances to the Partnership to pay other operating expenses. At March 31, 1995, due to related parties for such advances and reimbursable operating costs was $211,978 compared to due from related parties of $9,384 at December 31, 1994.

Officers of the General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At March 31, 1995, the Partnership had an indirect interest in such options, worth approximately $4,462, in non-transferable
Viewlogic Systems, Inc. and Cytocare, Inc. options.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Activity from January 1 through March 31, 1995 consisted of



                                                               January 1 -
                                                              March 31, 1995
                                               Principal     ---------------
                                  Investment   Amount or   Cost         Fair
Industry/Company         Position    Date        Shares    Basis       Value
- ----------------         -------- ----------   ---------   -----       -----
Balance at January 1, 1995                               $2,189,096   6,130,253
                                                          ---------   ---------

Significant changes:

Electronic Design Automation
- ----------------------------
Viewlogic Systems, Inc.  Common     12/91 &
                         shares     10/92       211,306           0  (1,832,052)

Industrial/Business Automation
- ------------------------------
Acuity Imaging,          Common
 Inc.                    shares     03/88        27,685           0      86,516

Medical
- -------
Cytocare, Inc.           Common
                         shares     06/88       211,351           0     (44,882)
                                                          ---------   ---------

Total significant changes during the three months
 ended March 31, 1995                                             0  (1,790,418)

Other changes, net                                                0         603
                                                          ---------   ---------

Total equity investments at March 31, 1995               $2,189,096   4,340,438
                                                          =========   =========




Marketable Equity Securities
- ----------------------------

At March 31, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $559,860 and $559,243, respectively, and aggregate fair values of $2,428,781 and $3,982,963, respectively. The net unrealized gains at March 31, 1995 and December 31, 1994 included gross gains of $1,883,678 and $3,438,556, respectively.

Acuity Imaging, Inc.
- --------------------

The increase in fair value in the above table of $86,516 reflected the publicly-traded unrestricted market value of $281,002 at March 31, 1995. In April 1995, the company announced a definitive agreement to become a subsidiary of Robotic Vision Systems Inc. ("RVSI"), a public company. A targeted date for the completion of the merger has not been announced as the merger is still subject to various conditions customary for transactions of this nature and stockholder approval. Upon consummation of the merger, the Partnership will exchange its common share holdings in Acuity for approximately 29,700 RVSI common shares; at May 5, 1995, these shares had an approximate market value of $252,000.

Cytocare, Inc.
- --------------

The Partnership recorded a decrease in fair value of $44,882 to reflect the publicly-traded market price at March 31, 1995; the fair value was adjusted to reflect a 25% discount for restricted securities.

Viewlogic Systems, Inc.
- -----------------------

The Partnership recorded a decrease in fair value of $1,832,052 to reflect the publicly-traded market price at March 31, 1995; a portion of the investment fair value was adjusted to reflect a 25% discount for restricted securities.

As of May 5, 1995, the fair value increased to $2,137,118 compared to $1,809,426 at March 31, 1995. This change reflects changes in common stock prices which fluctuate daily on stock exchanges. The Managing General Partner continues to believe that its investment is capable of a higher future value.

5.     Secured Notes Receivable, Net
       -----------------------------


Activity from January 1 through March 31, 1995 consisted of:

Balance at January 1, 1995                                $177,465

1995 Activity:

Accrued interest                                             5,250
Decrease in allowance for loan losses                        1,000
Other activity, net                                             88
                                                           -------

Total secured notes receivable, net
 at March 31, 1995                                        $183,803
                                                           =======

The Partnership had accrued interest of $48,503 and $43,253 at March 31, 1995 and December 31, 1994, respectively.


Activity in the allowance for loan losses was as follows:


Balance at January 1, 1995                                $40,000

Change in net unrealized fair value of
 secured notes receivable                                  (1,000)
                                                           ------

Balance at March 31, 1995                                 $39,000
                                                           ======

The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

6.     Short-term Borrowings
       ---------------------

The Partnership maintains a line of credit with a financial institution, which has been renewed with a maturity date of April 5, 1996. At March 31, 1995, the outstanding balance was $2,499,253; the Partnership may not make additional draws based on current collateral values. The maximum and weighted average amounts outstanding on this account during the three months ended March 31, 1995 were $2,499,253 and 2,482,496, respectively. The quarter-end and weighted average interest rates during the three months ended March 31, 1995 were 9.0% and 8.82%, respectively; interest expense of $55,339 was recorded. The Partnership's shares in Cytocare, Inc. and Viewlogic Systems, Inc. were pledged as collateral.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the three months ended March 31, 1995, net cash used by operations totaled $72,465. Operating expenses to vendors of $17,147 were paid.
The Partnership also paid $55,339 in interest on short-term borrowings. Given the Partnership's low cash resources, the Managing General Partner has advanced $68,070 to the Partnership to pay certain operating expenses and has deferred collection of reimbursable expenses and management fees.

The Partnership has a line of credit with a financial institution. This line of credit has been renewed with a maturity date of April 5, 1996. At March 31, 1995, the outstanding balance was $2,499,253; the Partnership may not make additional draws based on current collateral values. The maximum and weighted average amounts outstanding during the three months ended March 31, 1995 were $2,499,253 and $2,482,496, respectively. The Partnership's shares in Viewlogic Systems, Inc. and Cytocare, Inc. were pledged as collateral.

Cash and cash equivalents at March 31, 1995 were $56. Proceeds from the future sale of investments and General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net loss was $2,005,891 for the three months ended March 31, 1995 compared to net income of $84,935 during the same period in 1994. The change was primarily due to a $2,123,590 decrease in the change in net unrealized fair value of equity investments.

During the quarter ended March 31, 1995, the decrease in fair value of equity investments of $1,789,815 was primarily due to portfolio companies in the electronic design automation industry. During the same quarter in 1994, the increase of $333,775 was primarily due to portfolio companies in the electronic design automation and industrial/business automation industries, partially offset by portfolio companies in the medical industry.

Total operating expenses were $97,435 and $95,527 for the quarters ended March 31, 1995 and 1994, respectively. The slight increase was primarily due to higher short-term borrowings interest expense, mostly offset by lower administrative and investor services and investment operations expenses as a result of lower portfolio monitoring activities.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1995.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 12, 1995      By:         /s/Frank R. Pope
                              -----------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer