Form 10-Q
period 1995-06-30
TECHNOLOGY FUNDING PARTNERS II
filed 1995-08-11
CIK 772001

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended June 30, 1995

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

                                       (unaudited)
                                         June 30,        December 31,
                                          1995              1994
                                       ----------        -----------
ASSETS

Investments:
 Equity investments (cost basis
  of $2,346,664 and $2,189,096 at
  1995 and 1994, respectively)         $6,451,902         6,130,253
 Secured notes receivable, net
  (cost basis of $0 and
  $217,465 at 1995 and 1994,
  respectively)                                --           177,465
                                        ---------         ---------

     Total investments                  6,451,902         6,307,718

Cash and cash equivalents                 177,643             2,934

Due from related parties                       --             9,384
                                        ---------         ---------

     Total                             $6,629,545         6,320,036
                                        =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   22,630            34,732

Due to related parties                    446,251                --

Interest payable                           16,136            15,240

Short-term borrowings                   2,482,496         2,482,496
                                        ---------         ---------

     Total liabilities                  2,967,513         2,532,468

Commitments and subsequent events
 (Notes 3 and 4)

Partners' capital:
 Limited Partners
  (Units outstanding of 50,000
  for both 1995 and 1994)                      --            87,801
 General Partners                        (443,206)         (201,390)
 Net unrealized fair value increase
  (decrease) from cost:
  Equity investments                    4,105,238         3,941,157
  Secured notes receivable                     --           (40,000)
                                        ---------         ---------

     Total partners' capital            3,662,032         3,787,568
                                        ---------         ---------

     Total                             $6,629,545         6,320,036
                                        =========         =========


See accompanying notes to financial statements.

<PAGE



STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                     For the Three                For the Six
                                     Months Ended                 Months Ended
                                       June 30,                     June 30,
                                     --------------             ----------------
                                   1995         1994              1995       1994
                                   ----         ----              ----       ----
Interest income:              $      700         7,811            6,059       11,498


Costs and expenses:
 Management fees                 125,000       125,000          250,000      250,000
 Operating expenses:
  Administrative and investor
   services                       23,495        38,440           46,413       76,521
  Investment operations            4,622        22,508           10,712       38,489
  Computer services                5,548         6,410           11,475       15,595
  Professional fees               12,026         6,867           19,187       15,197
  Interest expense                56,477        36,097          111,816       60,047
                               ---------     ---------          -------    ---------

     Total operating expenses    102,168       110,322          199,603      205,849
                               ---------     ---------         --------    ---------

  Total costs and expenses       227,168       235,322          449,603      455,849
                               ---------     ---------          -------    ---------

Net operating loss              (226,468)     (227,511)        (443,544)    (444,351)

 Net realized gain from sales
  of equity investments          160,208            --          160,208           --
 Realized losses from
  investment writedowns          (46,281)           --          (46,281)          --
                               ---------     ---------          -------    ---------

Net realized loss               (112,541)     (227,511)        (329,617)    (444,351)


Change in net unrealized
  fair value:
   Equity investments          1,953,896    (2,397,791)         164,081   (2,064,016)
   Secured notes receivable       39,000            --           40,000      (32,000)
                               ---------     ---------          -------    ---------
Net income (loss)             $1,880,355    (2,625,302)        (125,536)  (2,540,367)
                               =========     =========          =======    =========

Net realized loss per Unit    $       --            (5)              (2)          (9)
                               =========     =========          =======    =========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- ------------------------------------

                                      For the Six Months Ended June 30,
                                      ---------------------------------
                                              1995            1994
                                              ----            ----

Cash flows from operating activities:
 Cash paid to related parties             $      --        (530,616)
 Cash paid to vendors                       (43,925)        (44,503)
 Interest paid on short-term
  borrowings                               (110,920)        (48,859)
 Interest received                            2,243           3,195
                                            -------       ---------

  Net cash used by operating activities    (152,602)       (620,783)
                                            -------       ---------

Cash flows from investing activities:
 Proceeds from sales of equity investments  177,640              --
                                            -------       ---------

  Net cash provided by investing
   activities                               177,640              --
                                            -------       ---------

Cash flows from financing activities:
 Proceeds from short-term
  borrowings, net                                --         542,440
 Short-term advances from Managing
  General Partner                           149,671              --
                                            -------       ---------

  Net cash provided by financing
   activities                               149,671         542,440
                                            -------       ---------

Net increase (decrease) in cash
 and cash equivalents                       174,709         (78,343)

Cash and cash equivalents at beginning
 of year                                      2,934          81,073
                                            -------       ---------

Cash and cash equivalents at June 30      $ 177,643           2,730
                                            =======       =========


Reconciliation of net loss to net
 cash used by operating activities:

Net loss                                  $(125,536)     (2,540,367)

Adjustments to reconcile net loss to
 net cash used by operating activities:
  Net realized gain from sales of
   equity investments                      (160,208)             --
  Realized losses from investment
   write-downs                               46,281              --
  Change in net unrealized fair value:
   Equity investments                      (164,081)      2,064,016
   Secured notes receivable                 (40,000)         32,000
  Other, net                                   (788)           (300)

Changes in:
  Accounts payable and accrued liabilities  (12,102)        (10,416)
  Due to related parties, net of
   short-term advances                      305,964         (43,901)
  Prepaid management fees                        --        (125,000)
  Other, net                                 (2,132)          3,185
                                            -------       ---------

Net cash used by operating activities     $(152,602)       (620,783)
                                            =======       =========

Non-cash investing activities:

Conversion of secured notes receivable
 to equity investments                    $ 175,000              --
                                            =======       =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of June 30, 1995 and December 31, 1994 and the related Statements of Operations for the three and six months ended June 30, 1995 and 1994, and Statements of Cash Flows for the six months ended June 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through June 30, 1995 supplement those included in the Annual Report on Form 10-
K. Certain 1994 balances have been reclassified to conform with the 1995 financial statement presentation. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Financing of Partnership Operations
       -----------------------------------

The Managing General Partner expects cash received from the liquidation of Partnership investments will provide the necessary liquidity to service Partnership debt and fund Partnership operations. Until such future proceeds are received, the Partnership is dependent upon the financial support of the Managing General Partner to fund operations. The Managing General Partner has committed to support the Partnership's working capital requirements through advances as necessary.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the six months ended June 30, 1995 and 1994 were as follows:


                                         1995              1994
                                         ----              ----

Management fees                        $250,000          250,000

Reimbursable operating expenses          55,964          111,715


Certain reimbursable operating expenses have been accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. Given the Partnership's low cash resources, the Managing General Partner has deferred collection of reimbursable operating expenses and management fees, and made advances to the Partnership to pay other operating expenses. At June 30, 1995, due to related parties for such advances and reimbursable operating costs was $446,251 compared to due from related parties of $9,384 at December 31, 1994.

Officers of the General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At June 30, 1995, the Partnership had an indirect interest in such options, worth approximately $8,599, in non-transferable Viewlogic Systems, Inc. and Cytocare, Inc. options.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Activity from January 1 through June 30, 1995 consisted of



                                                                 January 1 -
                                                                June 30, 1995
                                               Principal       --------------
                                  Investment   Amount or     Cost         Fair
Industry/Company       Position      Date        Shares      Basis       Value
- ----------------       --------   ----------   ---------     -----       -----
Balance at January 1, 1995                                 $2,189,096     6,130,253
                                                            ---------     ---------

Significant changes:

Computer Systems and Software
- -----------------------------
Wasatch Education      Series C
 Systems               Preferred
 Corporation           shares       06/95       175,000       175,000       175,000

Electronic Design Automation
- ----------------------------
Viewlogic Systems,     Common       12/91&
 Inc.                  shares       10/92       211,306             0      (905,065)

Industrial/Business Automation
- ------------------------------
Acuity Imaging,        Common
 Inc.                  shares       03/88        13,158       (17,432)      (39,881)

Medical
- -------
Cardiac Science,       Common       07/91-
 Inc.                  shares       09/94     1,157,572             0        45,196
CEMAX, Inc.            Common
                       shares       06/86         8,850       (13,275)      (13,275)
CEMAX, Inc.            Redeemable
                       Convertible
                       Series A,B,C,
                       Preferred
                       shares       05/92       514,314      (303,959)     (291,445)
CEMAX-ICON, Inc.       Common
                       shares       06/95       203,146       317,234       711,013
Cytocare, Inc.         Common
                       shares       06/88       211,351             0       639,666
                                                            ---------     ---------

Total significant changes during
 the six months ended June 30, 1995                           157,568       321,209

Other changes, net                                                  0           440
                                                            ---------     ---------
Total equity investments at June 30, 1995                  $2,346,664     6,451,902
                                                            =========     =========








Marketable Equity Securities
- ----------------------------

At June 30, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $886,725 and $559,243, respectively, and aggregate fair values of $4,659,292 and $3,982,963, respectively. The net unrealized gains at June 30, 1995 and December 31, 1994 included gross gains of $3,784,676 and $3,438,556, respectively.

Acuity Imaging, Inc.
- --------------------

In June 1995, the Partnership sold 14,527 common shares of Acuity Imaging, Inc. for total proceeds of $177,640 and realized a gain of $160,208. In addition, the decrease in fair value of $39,881 reflected the publicly-traded unrestricted market value of $154,605 at June 30, 1995.

In April 1995, the company announced a definitive agreement to merge with Robotic Vision Systems Inc. ("RVSI"), a public company. A targeted date for the completion of the merger has not been announced as the merger is still subject to various conditions customary for transactions of this nature. Upon consummation of the merger, the Partnership will exchange its remaining common share holdings in Acuity for approximately 10,079 RVSI common shares; at August 4, 1995, these shares had an approximate market value of $167,600.

CEMAX-ICON, Inc./CEMAX, Inc.
- ----------------------------

In June 1995, CEMAX, Inc. merged with ICON Medical Systems creating a new entity named CEMAX-ICON, Inc. The Partnership's CEMAX, Inc. investment holdings were exchanged for 203,146 shares of CEMAX-ICON, Inc. common stock. Subsequent to the merger, the company completed a new round of financing at a higher valuation resulting in an increase in the change in fair value of $406,293 for the Partnership's investment.

Viewlogic Systems, Inc.
- -----------------------

The Partnership recorded a decrease in fair value of $905,065 to reflect the publicly-traded market price at June 30, 1995. The Managing General Partner continues to believe that its investment is capable of a higher future value.

Wasatch Education Systems Corporation
- -------------------------------------

In June 1995, the Partnership converted its secured notes receivable totaling $175,000 into 175,000 Series C Preferred shares at $1.00 per share. As part of the conversion, the Partnership wrote off or reversed accrued interest totaling $49,839.

Other Equity Investments
- ------------------------

Other significant changes reflected above relate to market value fluctuations and the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership's investment in Cardiac Science, Inc. is partially restricted.

5.     Secured Notes Receivable, Net
       -----------------------------


Activity from January 1 through June 30, 1995 consisted of:

Balance at January 1, 1995                               $ 177,465

1995 Activity:

Conversion of secured notes receivable
 to equity investments                                    (175,000)
Write-off of accrued interest                              (46,281)
Decrease in allowance for loan losses                       40,000
Other activity, net                                          3,816
                                                           -------

Total secured notes receivable, net
 at June 30, 1995                                        $      --
                                                           =======

Refer to Note 4, Equity Investments, for disclosure regarding the note conversion and interest write-off. The Partnership holds no other note receivable.

There was no accrued interest at June 30, 1995 compared to $43,253 at December 31, 1994. Also, the beginning of year allowance for loan losses of $40,000 was eliminated.

6.     Short-term Borrowings
       ---------------------

The Partnership maintains a line of credit with a financial institution, which has been renewed with a maturity date of April 5, 1996. The maximum drawing capacity of $3,000,000 was reduced based on collateral value at June 30, 1995; the Partnership may not make additional draws based on current collateral values. The weighted average interest rates during the six months ended June 30, 1995 and 1994 were 9% and 6.45%, respectively. The Partnership's shares in Cytocare, Inc. and Viewlogic Systems, Inc. are pledged as collateral.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the six months ended June 30, 1995, net cash used by operating activities totaled $152,602. Operating expenses paid to vendors totaled $43,925. The Partnership also paid $110,920 in interest on short-term borrowings and received $2,243 in interest income. Given the Partnership's low cash resources, the Managing General Partner advanced $149,671 to the Partnership to pay certain operating expenses and has deferred collection of reimbursable expenses and management fees.

During the six months ended June 30, 1995, proceeds from sales of equity investments were $177,640.

The Partnership has a line of credit with a financial institution. This line of credit has been renewed with a maturity date of April 5, 1996. The maximum drawing capacity of $3,000,000 was reduced based on collateral value at June 30, 1995; the Partnership may not make additional draws based on current collateral values. The Partnership's shares in Viewlogic Systems, Inc. and Cytocare, Inc. are pledged as collateral.

Cash and cash equivalents at June 30, 1995 were $177,643. Proceeds from the future sale of investments and General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net income was $1,880,355 compared to a net loss of $2,625,302 for the three months ended June 30, 1995 and 1994, respectively. The change was primarily due to a $4,351,687 increase in the change in net unrealized fair values of equity investments and a $160,208 increase in net realized gain from sales of equity investments.

During the quarter ended June 30, 1995, the increase in fair value of equity investments of $1,953,896 was primarily due to portfolio companies in the electronic design automation and medical industries. During the same period in 1994, the decrease in fair value of $2,397,791 was primarily due to portfolio companies in the same two industries.

During the three months ended June 30, 1995, net realized gain from sales of equity investments was $160,208 related to Acuity Imaging, Inc. No such gain was realized for the same period in 1994.

In 1995, realized losses from investment write-downs totaled $46,281 related to the write-off of accrued interest on secured notes receivable to Wasatch Education Systems Corporation as discussed in Note 4 to the financial statements. No such write-down was recorded in 1994.

The Partnership recorded an increase of $39,000 in the fair value of secured notes receivable in 1995 in order to eliminate the allowance for loan losses as there were no secured notes receivable outstanding. No such increase was recorded in 1994.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
- ------------------------------------------------------------------------
year
- ----

Net losses were $125,536 and $2,540,367 for the six months ended June 30, 1995 and 1994, respectively. The change was primarily due to an increase of $2,228,097 in the change in net unrealized fair value of equity investments and a $160,208 increase in net realized gain from sales of equity investments.

During the six months ended June 30, 1995, the increase in fair value of equity investments of $164,081 was primarily due to increases in portfolio companies in the medical industry, partially offset by a decrease for a portfolio company in the electronic design automation industry. During the same period in 1994, the decrease in fair value of $2,064,016 was primarily due to portfolio companies in the electronic design automation and medical industries.

In 1995, net realized gain from sales of equity investments was $160,208 related to Acuity Imaging, Inc. No such gain was realized for the same period in 1994.

In 1995, realized losses from investment write-downs totaled $46,281 related to the write-off of accrued interest as discussed in the above section. No such write-down was recorded in 1994.

During the six months ended June 30, 1995, the Partnership recorded an increase in the fair value of secured notes receivable of $40,000 in order to eliminate the allowance for loan losses as there were no secured notes receivable outstanding. A $32,000 decrease was recorded for the same period in 1994.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1995.

(b) Financial Data Schedule for the quarter ended and as of June 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 11, 1995   By:         /s/Frank R. Pope
                              -----------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer