Form 10-Q
period 1995-09-30
TECHNOLOGY FUNDING PARTNERS II
filed 1995-11-13
CIK 772001

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended September 30, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-14607

                     TECHNOLOGY FUNDING PARTNERS II
          -----------------------------------------------------
          (Exact name of Registrant as specified in its charter)

          CALIFORNIA                            94-2970428
 ------------------------------     ----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
---------------------------------------                       --------
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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                       September 30,     December 31,
                                          1995              1994
                                       ----------        -----------
ASSETS

Investments:
 Equity investments (cost basis
  of $2,330,874 and $2,189,096 at
  1995 and 1994, respectively)         $7,098,375         6,130,253
 Secured notes receivable, net
  (cost basis of $0 and
  $217,465 at 1995 and 1994,
  respectively)                                --           177,465
                                        ---------         ---------

     Total investments                  7,098,375         6,307,718

Cash and cash equivalents                     390             2,934

Due from related parties                       --             9,384
                                        ---------         ---------

     Total                             $7,098,765         6,320,036
                                        =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   27,810            34,732

Due to related parties                     19,152                --

Interest payable                           17,723            15,240

Short-term borrowings                   2,813,000         2,482,496
                                        ---------         ---------

     Total liabilities                  2,877,685         2,532,468

Commitments and subsequent event
 (Notes 1, 3, and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of 50,000
  for both 1995 and 1994)                      --            87,801
 General Partners                        (546,421)         (201,390)
 Net unrealized fair value increase
  (decrease) from cost:
  Equity investments                    4,767,501         3,941,157
  Secured notes receivable                     --           (40,000)
                                        ---------         ---------

     Total partners' capital            4,221,080         3,787,568
                                        ---------         ---------

     Total                             $7,098,765         6,320,036
                                        =========         =========


See accompanying notes to financial statements.

<PAGE



STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                     For the Three                For the Nine
                                     Months Ended                 Months Ended
                                     September 30,                September 30,
                                     --------------             ----------------
                                   1995         1994              1995       1994
                                   ----         ----              ----       ----
Interest income:              $      --          6,015            6,059       17,513


Costs and expenses:
 Management fees                125,000        125,000          375,000      375,000
 Operating expenses:
  Administrative and investor
   services                      19,732         38,148           66,145      114,669
  Investment operations           5,673         13,853           16,385       52,342
  Computer services               5,555          8,035           17,030       23,630
  Professional fees               5,397          5,604           24,584       20,801
  Interest expense               57,648         40,969          169,464      101,016
                                -------      ---------          -------    ---------

     Total operating expenses    94,005        106,609          293,608      312,458
                                -------      ---------          -------    ---------

  Total costs and expenses      219,005        231,609          668,608      687,458
                                -------      ---------          -------    ---------

Net operating loss             (219,005)      (225,594)        (662,549)    (669,945)

 Net realized gain from sales
  of equity investments         115,790             --          275,998           --
 Realized losses from
  investment writedowns              --             --          (46,281)          --
                                -------      ---------          -------    ---------

Net realized loss              (103,215)      (225,594)        (432,832)    (669,945)


Change in net unrealized
  fair value:
   Equity investments           662,263      1,074,555          826,344     (989,461)
   Secured notes receivable          --         31,000           40,000       (1,000)
                                -------      ---------          -------    ---------
Net income (loss)             $ 559,048        879,961          433,512   (1,660,406)
                                =======      =========          =======    =========

Net realized loss per Unit    $      --             (4)              (2)         (13)
                                =======      =========          =======    =========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
------------------------------------

                                 For the Nine Months Ended September 30,
                                 --------------------------------------
                                              1995            1994
                                              ----            ----

Cash flows from operating activities:
 Cash paid to related parties             $(427,861)       (483,499)
 Cash paid to vendors                       (49,669)        (51,530)
 Interest paid on short-term
  borrowings                               (166,981)       (101,016)
 Interest received                            2,243           3,047
                                            -------       ---------

  Net cash used by operating activities    (642,268)       (632,998)
                                            -------       ---------

Cash flows from investing activities:
 Proceeds from sales of equity investments  309,220              --
                                            -------       ---------

  Net cash provided by investing
   activities                               309,220              --
                                            -------       ---------

Cash flows from financing activities:
 Proceeds from short-term
  borrowings, net                           330,504         554,404
                                            -------       ---------

  Net cash provided by financing
   activities                               330,504         554,404
                                            -------       ---------

Net decrease in cash and cash equivalents
                                             (2,544)        (78,594)

Cash and cash equivalents at beginning
 of year                                      2,934          81,073
                                            -------       ---------

Cash and cash equivalents at September 30 $     390           2,479
                                            =======       =========


Reconciliation of net income (loss) to net cash used by operating activities:

Net income (loss)                         $ 433,512      (1,660,406)

Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
  Net realized gain from sales of
   equity investments                      (275,998)             --
  Realized losses from investment
   write-downs                               46,281              --
  Change in net unrealized fair value:
   Equity investments                      (826,344)        989,461
   Secured notes receivable                 (40,000)          1,000
  Other, net                                   (788)         (1,096)

Changes in:
  Due to related parties                     28,536          58,045
  Other, net                                 (7,467)        (20,002)
                                            -------       ---------

Net cash used by operating activities     $(642,268)       (632,998)
                                            =======       =========

Non-cash investing activities:

Conversion of secured notes receivable
 to equity investments                    $ 175,000         125,000
                                            =======       =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of September 30, 1995 and December 31, 1994 and the related Statements of Operations for the three and nine months ended September 30, 1995 and 1994, and Statements of Cash Flows for the nine months ended September 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through September 30, 1995 supplement those included in the Annual Report on Form 10-K. Certain 1994 balances have been reclassified to conform with the 1995 financial statement presentation. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

Dissolution of the Partnership
------------------------------

The Managing General Partner decided to seek approval from Limited Partners to terminate the partnership by the end of 1995. The decision was made because the future potential of the assets is outweighed by the costs of continuing Partnership operations. Subsequent to quarter end, a Consent to Dissolve and Terminate the Partnership was sent to each Limited Partner for voting purposes. A majority in interest of the Limited Partners is required for dissolution.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party expenses for the nine months ended September 30, 1995 and 1994 were as follows:


                                         1995              1994
                                         ----              ----

Management fees                        $375,000          375,000

Reimbursable operating expenses          81,397          166,544


Certain reimbursable operating expenses have been accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. At September 30, 1995, due to related parties for such reimbursable operating costs was $19,152 compared to due from related parties of $9,384 at December 31, 1994.

Officers of the General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. At September 30, 1995, the Partnership had an indirect interest in such options, worth approximately $13,823, in non-transferable Viewlogic Systems, Inc. and Medstone International Inc. options.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Activity from January 1 through September 30, 1995 consisted of



                                                                 January 1 -
                                                             September 30, 1995
                                               Principal     ------------------
                                  Investment   Amount or     Cost         Fair
Industry/Company       Position      Date        Shares      Basis       Value
----------------       --------   ----------   ---------     -----       -----
Balance at January 1, 1995                                 $2,189,096     6,130,253
                                                            ---------     ---------

Significant changes:

Computer Systems and Software
-----------------------------
Wasatch Education      Series C
 Systems               Preferred
 Corporation           shares       06/95       175,000       175,000       175,000

Electronic Design Automation
----------------------------
Viewlogic Systems,     Common       12/91&
 Inc.                  shares       10/92       211,306             0      (704,325)

Industrial/Business Automation
------------------------------
Acuity Imaging,        Common
 Inc.                  shares       03/88        27,685       (33,222)     (194,486)

Medical
-------
Cardiac Science,       Common       07/91-
 Inc.                  shares       09/94     1,157,572             0        34,728
CEMAX, Inc.            Common
                       shares       06/86         8,850       (13,275)      (13,275)
CEMAX, Inc.            Redeemable
                       Convertible
                       Series A,B,C,
                       Preferred
                       shares       05/92       514,314      (303,959)     (291,445)
CEMAX-ICON, Inc.       Common
                       shares       06/95       203,146       317,234       711,013
Medstone International Common
 Inc. (formerly        shares       06/88       211,351             0     1,250,471
 Cytocare, Inc.)
                                                            ---------     ---------

Total significant changes during
 the nine months ended September 30, 1995                     141,778       967,681

Other changes, net                                                  0           441
                                                            ---------     ---------
Total equity investments at September 30, 1995             $2,330,874     7,098,375
                                                            =========     =========








Marketable Equity Securities
----------------------------

At September 30, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $887,440 and $559,243, respectively, and aggregate fair values of $5,333,149 and $3,982,963, respectively. The net unrealized gains at September 30, 1995 and December 31, 1994 included gross gains of $4,460,819 and $3,438,556, respectively.

Acuity Imaging, Inc.
--------------------

In June 1995, the Partnership sold 14,527 common shares of Acuity Imaging, Inc. for total proceeds of $177,640 and realized a gain of $160,208. Then in July and August 1995, the Partnership sold its remaining 13,158 common shares for total proceeds of $131,580 and realized a gain of $115,790.

CEMAX-ICON, Inc./CEMAX, Inc.
----------------------------

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

Wasatch Education Systems Corporation
-------------------------------------

In June 1995, the Partnership converted its secured notes receivable totaling $175,000 into 175,000 Series C Preferred shares at $1.00 per share. As part of the conversion, the Partnership wrote off or reversed accrued interest totaling $49,839. In addition, the Partnership's existing common warrants were replaced with new five-year warrants with similar exercise prices. New warrants were also received as a result of previous maturity extensions.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations and the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership's investment in Cardiac Science, Inc. is partially restricted.

5.     Secured Notes Receivable, Net
       -----------------------------


Activity from January 1 through September 30, 1995 consisted of:

Balance at January 1, 1995                               $ 177,465

1995 Activity:

Conversion of secured notes receivable
 to equity investments                                    (175,000)
Write-off of accrued interest                              (46,281)
Decrease in allowance for loan losses                       40,000
Other activity, net                                          3,816
                                                           -------

Total secured notes receivable, net
 at September 30, 1995                                   $      --
                                                           =======

Refer to Note 4, Equity Investments, for disclosure regarding the note conversion and interest write-off. The Partnership holds no other note receivable.

There was no accrued interest at September 30, 1995 compared to $43,253 at December 31, 1994. Also, the beginning of year allowance for loan losses of $40,000 was eliminated.

6.     Short-term Borrowings
       ---------------------

The Partnership maintains a line of credit with a financial institution, which has been renewed with a maturity date of April 5, 1996. The maximum drawing capacity of $3,000,000 was reduced based on collateral value at September 30, 1995; the Partnership may not make additional draws based on current collateral values. The weighted average interest rates during the nine months ended September 30, 1995 and the year ended 1994 were 8.86% and 7.14%, respectively. The Partnership's shares in Medstone International Inc. and Viewlogic Systems, Inc. are pledged as collateral.

7.     Subsequent Events
       -----------------

For the Partnership's public portfolio companies at quarter end, Viewlogic Systems, Inc. had a material fair value change subsequent to September 30, 1995. The change reflects changes in common stock prices which fluctuate daily on stock exchanges.

As of November 3, 1995, the fair value for Viewlogic Systems, Inc. decreased to $2,125,738, compared to $2,937,153 at September 30, 1995.

In addition, subsequent to September 30, 1995, the Partnership sold 42,261 Medstone International Inc. common shares for total proceeds of $412,860 and a realized gain of $307,862.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1995, net cash used by operating activities totaled $642,268. The Partnership paid management fees of $375,000 to the Managing General Partner and reimbursed related parties for operating expenses of $52,861. Other operating expenses of $49,669 were paid to vendors. The Partnership also paid $166,981 in interest on short-term borrowings and received $2,243 in interest income.

During the nine months ended September 30, 1995, proceeds from sales of equity investments were $309,220.

The Partnership has a line of credit with a financial institution. This line of credit has been renewed with a maturity date of April 5, 1996. The maximum drawing capacity of $3,000,000 was reduced based on collateral value at September 30, 1995. Net proceeds from short-term borrowings for the nine months ended September 30, 1995 totaled $330,504; the Partnership may not make additional draws based on current collateral values. The Partnership's shares in Viewlogic Systems, Inc. and Medstone International Inc. are pledged as collateral.

Subsequent to September 30, 1995, the Partnership sold 42,261 Medstone International Inc. common shares for total proceeds of $412,860.

Cash and cash equivalents at September 30, 1995 were $390. If the Partnership is not dissolved by year-end 1995 as disclosed in Note 1, proceeds from the future sale of investments and General Partner support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $559,048 and $879,961 for the three months ended September 30, 1995 and 1994, respectively. The decrease in net income included decreases of $412,292 and $31,000 in the changes in net unrealized fair value of equity investments and secured notes receivable, respectively. These decreases were partially offset by a $115,790 increase in net realized gain from sales of equity investments.

During the quarter ended September 30, 1995, equity investment fair values were higher than cost basis by $662,263 primarily due to portfolio companies in the medical and electronic design automation industries. In 1994, fair values were higher by $1,074,555 primarily due to portfolio companies in the electronic design automation and medical industries.

In 1995, there were no secured notes receivable outstanding. During the quarter ended September 30, 1994, an increase of $31,000 was recorded based upon the level of loan loss reserves deemed adequate by the Managing General Partner.

During the three months ended September 30, 1995, the Partnership realized a gain of $115,790 from sales of equity investments in Acuity Imaging, Inc. No such gain was realized for the same period in 1994.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net income was $433,512 compared to a net loss of $1,660,406 for the nine months ended September 30, 1995 and 1994, respectively. The change was substantially due to a $1,815,805 increase in the change in net unrealized fair value of equity investments, a $275,998 increase in the net realized gain from sales of equity investments, and an increase of $41,000 in the change in net unrealized fair value of secured notes receivable. These changes were partially offset by a $46,281 increase in realized losses from investment write-downs.

In 1995, the $826,344 increase in fair value of equity investments was primarily due to portfolio companies in the medical industry, partially offset by a portfolio company in the electronic design automation industry. In 1994, the decrease of $989,461 was primarily due to portfolio companies in the medical and electronic design automation industries.

During the nine months ended September 1995, the Partnership realized a gain of $275,998 from sales of equity investments in Acuity Imaging, Inc. No such gain was realized in 1994.

During the nine months ended September 30, 1995, the Partnership recorded an increase in the fair value of secured notes receivable of $40,000 in order to eliminate the allowance for loan losses as there were no secured notes receivable outstanding. A $1,000 decrease was recorded in 1994 based upon the level of loan loss reserves deemed adequate by the Managing General Partner.

In 1995, realized losses from investment write-downs totaled $46,281 related to the write-off of accrued interest on secured notes receivable to Wasatch Education Systems Corporation as discussed in Note 4 to the financial statements. No such write-down was recorded in 1994.


II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1995.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING PARTNERS II

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 10, 1995 By:         /s/Frank R. Pope
                              -----------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer